Form 10-K
CARMAX AUTO OWNER TRUST 2005-1
filed 2006-05-26
CIK 1322943

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-107925-04

CARMAX AUTO OWNER TRUST 2005-1
(Exact name of registrant as specified in its charter)

Delaware	73-6359234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

CarMax Business Services, LLC (as Servicer)
12800 Tuckahoe Creek Parkway, Richmond, Virginia	23238
(Address of Principal Executive Offices)	(Zip Code)

(804) 747-0422
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Documents incorporated by reference: See Index to Exhibits and Exhibit 20.1.

CarMax Auto Owner Trust 2005-1
Part I

ITEM 1. BUSINESS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

CarMax Auto Funding LLC established the CarMax Auto Owner Trust 2005-1 (the "Trust") as of February 2, 2005 pursuant to a Trust Agreement among CarMax Auto Funding LLC, The Bank of New York (Delaware) (the "Delaware Trustee"), and The Bank of New York (the "Owner Trustee"). Pursuant to the Indenture dated as of April 1, 2005 between the Trust and Wells Fargo Bank, National Association (the "Indenture Trustee"), the Trust issued in a public transaction $103,000,000 in aggregate principal amount of 3.1396% Class A-1 Asset-Backed Notes, $204,000,000 in aggregate principal amount of 3.78% Class A-2 Asset-Backed Notes, $167,000,000 in aggregate principal amount of 4.13% Class A-3 Asset-Backed Notes, $101,352,000 in aggregate principal amount of 4.35% Class A-4 Asset-Backed Notes, $20,053,000 in aggregate principal amount of 4.57% Class B Asset-Backed Notes and $21,595,000 in aggregate principal amount of 4.82% Class C Asset-Backed Notes (collectively, the "Notes"). Pursuant to the Amended and Restated Trust Agreement dated as of April 1, 2005 among CarMax Auto Funding LLC, the Delaware Trustee and the Owner Trustee, the Trust issued asset backed certificates representing a beneficial interest in the Trust (the "Certificates") to CarMax Auto Funding LLC. The Notes are secured by the assets of the Trust. The Certificates do not bear interest, and payments in respect of the Certificates are subordinate to payments on the Notes.

The property of the Trust includes, among other things, a pool of simple interest retail installment sale contracts originated by CarMax Auto Superstores, Inc. or one of its affiliates in the ordinary course of business in connection with the sale of new and used motor vehicles (the "Receivables"), payments due or received on or in respect of the Receivables after March 31, 2005 (the "Cut-Off Date"), security interests in the vehicles financed by the Receivables (the "Financed Vehicles") and certain other property described below. The principal balance of the Receivables was $617,000,014.58 as of the Cut-Off Date. CarMax Business Services, LLC sold the Receivables to CarMax Auto Funding LLC pursuant to a Receivables Purchase Agreement dated as of April 1, 2005 (the "Purchase Agreement").

Simultaneously with the issuance of the Notes, CarMax Auto Funding LLC sold and assigned to the Trust without recourse, all of CarMax Auto Funding LLC’s interest in the Receivables, the proceeds thereof and certain other assets pursuant to a Sale and Servicing Agreement dated as of April 1, 2005 (the "Sale and Servicing Agreement") among the Trust, as issuer, CarMax Auto Funding LLC, as depositor, and CarMax Business Services, LLC, as servicer (the "Servicer"). The Servicer is responsible for the servicing of the Receivables pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate the Servicer's servicing functions and minimize administrative burden and expenses, (i) the certificates of title for the Financed Vehicles will not be marked to reflect the Trust's security interest in the Financed Vehicles and (ii) the Servicer will act as custodian of the Receivables and the Receivables will not be segregated or otherwise marked to reflect their transfer to the Trust.

The property of the Trust also includes (i) various documents relating to the Receivables, (ii) various monies due under the Receivables on and after the Cut-Off Date, (iii) the right to receive proceeds from claims on various insurance policies covering the Financed Vehicles or the obligors under each related Receivable, (iv) all amounts on deposit in the collection account, the note payment account, the certificate payment account, the reserve account and the secondary reserve account, including all eligible investments credited thereto, (v) rights under the Purchase Agreement to cause CarMax Business Services, LLC to repurchase Receivables affected materially and adversely by breaches of the representations and warranties of CarMax Business Services, LLC made in the Purchase Agreement, (vi) rights under the Sale and Servicing Agreement to cause the Servicer to purchase Receivables affected materially and adversely by breaches of the representations and warranties of the Servicer made in the Sale and Servicing Agreement and (vii) all proceeds of the foregoing.

A summary of the Receivable pool default and delinquency information as of February 28, 2006 follows (unaudited):

Aggregate principal balance of Receivables outstanding:	$421,402,360.60

Aggregate principal balance of defaulted Receivables:	$3,032,313.46

Aggregate liquidation proceeds:	$467,874.21

Aggregate net losses:	$2,564,439.25

Cumulative net loss percentage:	0.4156%

Receivable Delinquency Information:

	Number of Loans	Principal Balance

31-60 days past due	315	$3,888,684.59
61-90 days past due	75	$822,226.17
91 or more days past due	51	$580,315.24
Total	441	$5,291,226.00

As of the Cut-Off Date, none of the Receivables were delinquent by more than 30 days. Readers are cautioned that the above default and delinquency information represents only eleven months of activity after the Cut-Off Date and is not likely to be indicative of longer-term results.

A summary as of February 28, 2006 of certain distributions made by the Trust follows (unaudited):

	Ending Balance	Note Pool Factor	Aggregate Interest

Class A-1 Note Balance	$0.00	0.0%	$838,264.89
Class A-2 Note Balance	$105,081,325.19	0.515104535%	$5,920,468.38
Class A-3 Note Balance	$167,000,000.00	1.000000000%	$5,785,900.53
Class A-4 Note Balance	$101,352,000.00	1.000000000%	$3,698,503.40
Class B Note Balance	$20,053,000.00	1.000000000%	$768,776.33
Class C Note Balance	$21,595,000.00	1.000000000%	$873,181.86

Total Reserve Account Withdrawals: $0

Total Servicing Fee:   $ 4,439,670.13

Additional information concerning the pool balance, payments of principal and interest, prepayments, the servicing fee, the note pool factors and other information relating to the Receivables may be obtained in each of the monthly reports filed by the Trust on Form 8-K listed below in Part IV, Item 15(a).

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
To the best knowledge of the registrant, there is no established public trading market for the Notes. The holder of record of all of the Notes as of May 26, 2006 was Cede & Co., the nominee of The Depository

Trust Company. See also Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

There is nothing to report with regard to this item.
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 26, 2006, CarMax Auto Funding LLC was the only beneficial owner of more than 5% of the Certificates.

Name and Address of Beneficial Owner	Amount of Certificates Beneficially Owned	Percent of Certificates Beneficially Owned

CarMax Auto Funding LLC	No Face Amount	100%
12800 Tuckahoe Creek Parkway, Suite 400
Richmond, Virginia 23238

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item

.ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibit 20.1 Current Reports on Form 8-K filed with respect to the period covered by this report for (i) the May 16, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on May 16, 2005, file number 333-107925-04), (ii) the June 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on June 15, 2005, file number 333-107925-04), (iii) the July 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on July 15, 2005, file number 333-107925-04), (iv) the August 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on August 15, 2005, file number 333-107925-04), (v) the September 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on September 15, 2005, file number 333-107925-04), (vi) the October 17, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on October 17, 2005, file number 333-107925-04), (vii) the November 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on November 15, 2005, file number 333-107925-04), (viii) the December 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on December 15, 2005, file number 333-107925-04), (ix) the January 17, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on January 17, 2006, file number 333-107925-04), (x) the February 15, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on February 15, 2006, file number 333-107925-04) and (xi) the March 15, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on March 15, 2006, file number 333-107925-04); and with respect to execution copies of various agreements (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on April 18, 2005, file number 333-107925-04).

Exhibit 31.1 Certification Pursuant to Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Annual Servicer Statement of Compliance.

Exhibit 99.2 Annual Report of Accountant Relative to Servicing.

(b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 15(a).

(c) Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMAX AUTO OWNER TRUST 2005-1
BY: CARMAX BUSINESS SERVICES, LLC,
as Servicer

May 26, 2006	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and Chief Financial
Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

20.1
Current Reports on Form 8-K filed with respect to the period covered by this report for (i) the May 16, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on May 16, 2005, file number 333-107925-04), (ii) the June 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on June 15, 2005, file number 333-107925-04), (iii) the July 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on July 15, 2005, file number 333-107925-04), (iv) the August 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on August 15, 2005, file number 333-107925-04), (v) the September 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on September 15, 2005, file number 333-107925-04), (vi) the October 17, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on October 17, 2005, file number 333-107925-04), (vii) the November 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on November 15, 2005, file number 333-107925-04), (viii) the December 15, 2005 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on December 15, 2005, file number 333-107925-04), (ix) the January 17, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on January 17, 2006, file number 333-107925-04), (x) the February 15, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on February 15, 2006, file number 333-107925-04) and (xi) the March 15, 2006 Distribution Date (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on March 15, 2006, file number 333-107925-04); and with respect to execution copies of various agreements (incorporated herein by reference to the CarMax Auto Owner Trust 2005-1 Form 8-K filed on April 18, 2005, file number 333-107925-04).

31.1	Certification Pursuant to Sarbanes-Oxley Act of 2002.

99.1	Annual Servicer Statement of Compliance.

99.2	Annual Report of Accountant Relative to Servicing.